Form 10-Q
period 2018-09-30
ETC M-A Acquisition LLC
filed 2018-11-08
CIK 1752773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 333-227607-09
ETC M-A Acquisition LLC
(Exact name of registrant as specified in its charter)

Delaware	30-0794569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principle executive offices) (zip code)
(214) 981-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
ETC M-A Acquisition LLC meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

FORM 10-Q

ETC M-A Acquisition LLC

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by ETC M-A Acquisition LLC (the “Company”) in periodic press releases and some oral statements of Company officials during presentations about the Company, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II — Item 1A. Risk Factors” herein.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ETC M-A Acquisition LLC
Balance Sheets
(Dollars in millions)
(unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Advances to affiliated companies	$78	$52
Total current assets	78	52

Investment in unconsolidated affiliate	230	282
Total assets	$308	$334

LIABILITIES AND EQUITY
Current Liabilities:
Accrued and other current liabilities	$3	$3
Total current liabilities	3	3
Commitments and contingencies

Equity:
Members’ equity	305	331
Total equity	305	331
Total liabilities and equity	$308	$334

The accompanying notes are an integral part of these financial statements.

ETC M-A Acquisition LLC
Statements of Operations
(Dollars in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Income (loss) from unconsolidated affiliate	$12	$11	$(26)	$(18)
Net income (loss)	$12	$11	$(26)	$(18)

The accompanying notes are an integral part of these financial statements.

ETC M-A Acquisition LLC
Statement of Equity
(Dollars in millions)
(unaudited)

Total

Balance, December 31, 2017	$331
Net loss	(26)
Balance, September 30, 2018	$305

The accompanying notes are an integral part of these financial statements.

ETC M-A Acquisition LLC
Statements of Cash Flows
(Dollars in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(26)	$(18)
Reconciliation of net income to net cash provided by operating activities:
Loss from unconsolidated affiliate	26	18
Distributions from unconsolidated affiliate	26	26
Net cash provided by operating activities	26	26
Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—
Cash flows from financing activities:
Advances to Sunoco, Inc.	(26)	(26)
Net cash used in financing activities	(26)	(26)
Change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

ETC M-A Acquisition LLC
Notes To Financial Statements
(unaudited)

1.	Operations and Organization
ETC M-A Acquisition LLC, a Delaware limited liability company formed in August 2013, (the “Company”) is an indirect wholly-owned subsidiary of Energy Transfer Operating, L.P. (“ETP”). In October 2018, Energy Transfer Equity, L.P. (“ETE”) and ETP completed the previously announced merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on Friday, October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.” For purposes of maintaining clarity, the following references are used herein:

•	References herein to “ETP” refer to Energy Transfer Partners, L.P. prior to its name change and Energy Transfer Operating, L.P. following its name change;

•	References herein to “ETE” refer to Energy Transfer Equity, L.P. prior to its name change and Energy Transfer LP following its name change;
In connection with the transaction, immediately prior to closing, ETE contributed 2,263,158 Sunoco LP common units to ETP in exchange for 2,874,275 ETP common units, and contributed 100% of the limited liability company interests in Sunoco LP’s general partner, Sunoco GP LLC (“General Partner”), and all of its incentive distribution rights to ETP in exchange for 42,812,389 ETP common units. As a result, following the transaction, ETP directly owns Sunoco LP’s General Partner, all of its incentive distribution rights and approximately 34.5% of its common units, which constitutes a 28.8% limited partner interest in Sunoco LP.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
For purposes of these financial statements, the aggregate total of 10,489,944 Sunoco LP common units are presented as the investment in unconsolidated affiliate held by the Company.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Cash
The Company considers cash and cash equivalents to include investments with original maturities of three months or less.
Investment in Unconsolidated Affiliate
The Company owns an interest in Sunoco LP, which is accounted for by the equity method, for which the Company exercises significant influence over, but does not control, the investee’s operating and financial policies.
Fair Value of Financial Instruments
The carrying amounts recorded for advances to affiliated companies and accrued and other current liabilities in the financial statements approximate fair value because of the short-term maturity of the instruments.

3.	Investment in Unconsolidated Affiliate
During the periods presented, the Company’s investment in unconsolidated affiliate reflected 10,489,944 Sunoco LP common units. The Company’s investment represented approximately 13% of the total outstanding Sunoco LP common units at September 30, 2018. The Company’s investment in Sunoco LP is accounted for in our financial statements using the equity method, because the Company is presumed to have significant influence over Sunoco LP due to the affiliate relationship resulting from both entities being under the common control of ETE.

4.	Commitments and Contingencies
ETC M-A Acquisition LLC Guarantee of Sunoco LP Notes
On January 23, 2018, Sunoco LP redeemed its previously guaranteed senior notes and issued the following senior notes, for which the Company has guaranteed collection with respect to the payment of principal amounts:

•	$1 billion of 4.875% senior notes due 2023;

•	$800 million of 5.5% senior notes due 2026; and

•	$400 million of 5.875% senior notes due 2028.
Under the guarantee of collection, the Company would have the obligation to pay the principal of each series of notes once all remedies, including in the context of bankruptcy proceedings, have first been fully exhausted against Sunoco LP with respect to such payment obligation, and holders of the notes are still owed amounts in respect of the principal of such notes. The Company will not otherwise be subject to the covenants of the indenture governing the notes.
In connection with the issuance of the Notes, Sunoco LP entered into a registration rights agreement with the initial purchasers pursuant to which it agreed to complete an offer to exchange the Notes for an issue of registered notes with terms substantively identical to each series of Notes and evidencing the same indebtedness as the Notes on or before January 23, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in Item 2 has been prepared pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q. Accordingly, this Item 2 includes only management’s narrative analysis of the results of operations and certain supplemental information.
Introduction
ETC M-A Acquisition LLC (the “Company”), a Delaware limited liability company formed in August 2013, is an indirect wholly owned subsidiary of Energy Transfer Operating, L.P.
At September 30, 2018, the Company owned 10,489,944 Sunoco LP common units.
Results of Operations

	For the Nine Months Ended September 30,
	2018	2017
	(in millions)
Loss from unconsolidated affiliate	$(26)	$(18)
Net loss	$(26)	$(18)
The following is a discussion of the significant items and variances impacting the Company’s net income during the periods presented above:
Loss from unconsolidated affiliate. For the nine months ended September 30, 2018 and 2017, loss from unconsolidated affiliate includes $2 million and $2 million, respectively, related to Sunoco LP’s income from continuing operations and $(28) million and $(20) million, respectively, related to Sunoco LP’s loss from discontinued operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management will not be required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2018 Annual Report on Form 10-K, due to a transition period established by Item 308 of Regulation S-K.
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Company does not believe that it is party to any litigation that will have a material adverse impact.
Item 1A. Risk Factors
The risks and uncertainties described below are not the only ones faced by the Company.  Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, may become important factors that affect it.  If any of the following risks occurs, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.
Risks That Relate to the Company
The Company’s investment in Sunoco LP may be impacted by additional issuances of common units.
As of September 30, 2018, the Company directly owned 10,489,944 Sunoco LP common units. Sunoco LP’s partnership agreement allows the issuance of an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by Sunoco LP may have the following adverse effects on the Company’s investment in Sunoco LP:

•	the Company’s proportionate ownership interest in Sunoco LP will decrease;

•	the amount of cash available for distribution by Sunoco LP on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the Company’s relative voting strength may be diminished; and

•	the market price of Sunoco LP’s common units may decline.
The payment of distributions on any additional equity securities issued by Sunoco LP increase the risk that Sunoco LP may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the amount of cash distributions the Company receives.
The Company does not control, and therefore may not be able to cause or prevent certain actions by, Sunoco LP.
Sunoco LP is independently managed and the Company does not control the decisions of Sunoco LP’s governing bodies. Consequently, it may be difficult or impossible for the Company to cause Sunoco LP to take actions that it believes would be in the Company’s best interests. Likewise, the Company may be unable to prevent adverse actions taken by Sunoco LP.
The operating results of Sunoco LP may be adversely affected by unfavorable economic and market conditions.
Economic conditions worldwide have, from time to time, contributed to slowdowns in the oil and gas industry, which could impact Sunoco LP and consequently impact the value of the Company’s investment and/or the distributions that it receives from its investment in Sunoco LP. Sunoco LP, has its own unique business and economic risks as follows:

•	Sunoco LP’s ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	business strategy and operations of Energy Transfer LP (“ETE”) and its conflicts of interest with Sunoco LP;

•	changes in the price of and demand for the motor fuel that Sunoco LP distributes and its ability to appropriately hedge any motor fuel it holds in inventory;

•	Sunoco LP’s dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and convenience store industry;

•	changing customer preferences for alternate fuel sources or improvement of fuel efficiency;

•	changes in Sunoco LP’s credit ratings, as assigned by rating agencies;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that Sunoco LP is not fully insured against all risks incident to its business;

•	dangers inherent in the storage and transportation of motor fuel;

•	Sunoco LP’s ability to manage growth and/or contain costs;

•	Sunoco LP’s reliance on senior management, supplier trade credit and information technology; and

•
Sunoco LP’s partnership structure, which may create conflicts of interest between Sunoco LP and its general partner and its affiliates, and limits the fiduciary duties of its general partner and its affiliates.

Item 6. Exhibits
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, ETC M-A Acquisition LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETC M-A Acquisition LLC
(Registrant)
Date:	November 8, 2018	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)