Form 10-K
period 2018-12-31
ETC M-A Acquisition LLC
filed 2019-02-22
CIK 1752773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒
ETC M-A Acquisition LLC meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 1, 2 and 7 have been reduced and Items 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction I.
Documents Incorporated by Reference: None

FORM 10-K

ETC M-A ACQUISITION LLC

i

PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding our plans, strategies, prospects and expectations concerning our business, results of operations and financial condition. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “continue” or similar words or the negative thereof.
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.
All forward-looking statements included in this report are based on information available to us on the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.
ITEM 1.  BUSINESS
Overview
ETC M-A Acquisition LLC, a Delaware limited liability company formed in August 2013, (the “Company”) is an indirect wholly-owned subsidiary of Energy Transfer Operating, L.P. (“ETO”). In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed a merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.”
In connection with the transaction, immediately prior to closing, ETE contributed 2,263,158 Sunoco LP common units to ETP in exchange for 2,874,275 ETP common units, and contributed 100% of the limited liability company interests in Sunoco LP’s general partner, Sunoco GP LLC (“General Partner”), and all of its incentive distribution rights to ETP in exchange for 42,812,389 ETP common units. As a result, following the transaction, ETP directly owns Sunoco LP’s General Partner, all of its incentive distribution rights and approximately 34.4% of its common units, which constitutes a 28.7% limited partner interest in Sunoco LP.
On January 23, 2018, Sunoco LP redeemed its previously guaranteed senior notes and issued the following senior notes, for which ETC M-A Acquisition LLC has guaranteed collection with respect to the payment of principal amounts:

•	$1 billion of 4.875% senior notes due 2023;

•	$800 million of 5.50% senior notes due 2026; and

•	$400 million of 5.875% senior notes due 2028
At December 31, 2018 the Company owned 10,489,944 Sunoco LP common units, representing 13% of the total outstanding Sunoco LP common units.
Asset Overview
The Company’s only assets consist of its investment in Sunoco LP.
Investment in Sunoco LP
Sunoco LP is engaged in the distribution of motor fuels to independent dealers, distributors, other commercial customers, and to end customers at retail sites operated by commission agents. As of December 31, 2018, Sunoco LP distributes motor fuels across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the Unites States, as well as Hawaii. Sunoco LP distributed approximately 7.8 billion gallons of motor fuel during 2018 through its independent dealers, distributors, other commercial customers and retail sites operated by commission agents.

Operating Subsidiaries
Sunoco LP’s primary operations are conducted by the following consolidated subsidiaries:

•
Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Arkansas, New York, and Texas.

•	Sunoco Retail LLC (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.

•	Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.
SEC Reporting
We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any related amendments and supplements thereto with the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
As of December 31, 2018, the Company owns 10,489,944 Sunoco LP common units. Sunoco LP’s partnership agreement allows the issuance of an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by Sunoco LP may have the following adverse effects on the Company’s investment in Sunoco LP:

•	the Company’s proportionate ownership interest in Sunoco LP will decrease;

•	the amount of cash available for distribution by Sunoco LP on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the Company’s relative voting strength may be diminished; and

•	the market price of Sunoco LP’s common units may decline.
The payment of distributions on any additional equity securities issued by Sunoco LP increases the risk that Sunoco LP may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the amount of cash distributions that the Company receives.
The Company does not control, and therefore may not be able to cause or prevent certain actions by, Sunoco LP.
Sunoco LP is independently managed, and the Company does not control the decisions of its governing body. Consequently, it may be difficult or impossible for the Company to cause Sunoco LP to take actions that it believes would be in the Company’s best interests. Likewise, the Company may be unable to prevent adverse actions taken by Sunoco LP.
The operating results of Sunoco LP may be adversely affected by unfavorable economic and market conditions.
Economic conditions worldwide have, from time to time, contributed to slowdowns in the oil and gas industry, which could impact Sunoco LP and consequently impact the value of the Company’s investment and/or the distributions that it receives from its investment in Sunoco LP. Sunoco LP has its own unique business and economic risks as follows:

•	Sunoco LP’s ability to make, complete and integrate acquisitions from affiliates or third-parties;

•	business strategy and operations of Energy Transfer LP (“ETE”), and its conflicts of interest with Sunoco LP;

•	changes in the price of and demand for the motor fuel that Sunoco LP distributes and its ability to appropriately hedge any motor fuel it holds in inventory;

•	Sunoco LP’s dependence on limited principal suppliers;

•	competition in the wholesale motor fuel distribution and convenience store industry;

•	changing customer preferences for alternate fuel sources or improvement of fuel efficiency;

•	changes in Sunoco LP’s credit ratings, as assigned by rating agencies;

•	environmental, tax and other federal, state and local laws and regulations;

•	the fact that Sunoco LP is not fully insured against all risks incident to its business;

•	dangers inherent in the storage and transportation of motor fuel;

•	Sunoco LP’s ability to manage growth and/or contain costs;

•	Sunoco LP’s reliance on senior management, supplier trade credit and information technology; and

•
Sunoco LP’s partnership structure, which may create conflicts of interest between Sunoco LP and its general partner and its affiliates, and limits the fiduciary duties of its general partner and its affiliates.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company does not lease or hold in fee any materially important physical properties.
ITEM 3. LEGAL PROCEEDINGS
The Company may be subject to litigation and other proceedings. The Company is not currently a party to any lawsuits or proceedings involving environmental protection matters.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ETC M-A Acquisition LLC is an indirect wholly owned subsidiary of Energy Transfer Operating, L.P.
ITEM 6. SELECTED FINANCIAL DATA
Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in Item 7 has been prepared pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K. Accordingly, this Item 7 includes only management’s narrative analysis of the results of operations and certain supplemental information.
Overview and Recent Developments
ETC M-A Acquisition LLC, a Delaware limited liability company formed in August 2013, (the “Company”) is an indirect wholly-owned subsidiary of Energy Transfer Operating, L.P. (“ETO”). In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed a merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.”
In connection with the transaction, immediately prior to closing, ETE contributed 2,263,158 Sunoco LP common units to ETP in exchange for 2,874,275 ETP common units, and contributed 100% of the limited liability company interests in Sunoco LP’s general partner, Sunoco GP LLC (“General Partner”), and all of its incentive distribution rights to ETP in exchange for 42,812,389 ETP common units. As a result, following the transaction, ETP directly owns Sunoco LP’s General Partner, all of its incentive distribution rights and approximately 34.4% of its common units, which constitutes a 28.7% limited partner interest in Sunoco LP.
On January 23, 2018, Sunoco LP redeemed its previously guaranteed senior notes and issued the following senior notes, for which ETC M-A Acquisition LLC has guaranteed collection with respect to the payment of principal amounts:

•	$1 billion of 4.875% senior notes due 2023;

•	$800 million of 5.50% senior notes due 2026; and

•	$400 million of 5.875% senior notes due 2028
At December 31, 2018 the Company owned 10,489,944 Sunoco LP common units, representing 13% of the total outstanding Sunoco LP common units.
Results of Operations

	Year Ended December 31,
	2018	2017
	(in millions)
(Loss) income from unconsolidated affiliate	$(37)	$4
Net (loss) income	$(37)	$4

The following is a discussion of the significant items and variances impacting the Company’s net (loss) income during the periods presented above:

(Loss) income from unconsolidated affiliate. For the years ended December 31, 2018 and 2017, (loss) income from unconsolidated affiliate includes $(9) million and $22 million, respectively, related to Sunoco LP’s income from continuing operations and $(28) million and $(18) million, respectively, related to Sunoco LP’s loss from discontinued operations.
OTHER MATTERS
Contingencies
See Note 4 of the financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements starting on page F-1 of this report are incorporated by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report.
Management’s Report on Internal Control over Financial Reporting
The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management will not be required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2019 Annual Report on Form 10-K, due to a transition period established by Item 308 of Regulation S-K.
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10, Directors, Executive Officers and Corporate Governance, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Item 11, Executive Compensation, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS
Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Matters, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item 13, Certain Relationships and Related Transactions, and Director Independence, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The following table presents fees for audit services rendered by Grant Thornton LLP (“Grant Thornton”) for the audit of the Company’s annual financial statements for 2018 and 2017, and fees billed for services rendered by Grant Thornton during the corresponding periods (dollars in millions).

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$0.1	$0.1
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$0.1	$0.1
_______________________________
(1)    Includes fees for audits of annual financial statements of the Company, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page 8.

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

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
99.1
Audited financial statements of Sunoco LP as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 (incorporated by reference to Item 8 of Sunoco LP’s Form 10-K filed February 22, 2019).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, ETC M-A Acquisition LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETC M-A Acquisition LLC
By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President and Controller (duly authorized to sign on behalf of the registrant)
Date:	February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the ETC M-A Acquisition LLC, in the capacities and on the dates indicated.

	Signature	Title	Date

(i)	Principal executive officer:
	/s/ Kelcy L. Warren	Chief Executive Officer	February 22, 2019
Kelcy L. Warren

(ii)	Principal financial officer:
	/s/ Thomas E. Long	Chief Financial Officer	February 22, 2019
Thomas E. Long

INDEX TO FINANCIAL STATEMENTS
ETC M-A Acquisition LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Energy Transfer Partners, L.L.C. and
Member of ETC M-A Acquisition LLC
Opinion on the financial statements
We have audited the accompanying balance sheets of ETC M-A Acquisition LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.
Dallas, Texas
February 22, 2019

ETC M-A Acquisition LLC
Balance Sheets
(Dollars in millions)

	December 31,
	2018	2017
ASSETS
Current assets:
Advances to affiliated companies	$87	$52
Total current assets	87	52

Investment in unconsolidated affiliate	210	282
Total assets	$297	$334

LIABILITIES AND EQUITY
Current liabilities:
Accrued and other current liabilities	$3	$3
Total current liabilities	3	3

Commitments and contingencies

Equity:
Member’s equity	294	331
Total equity	294	331
Total liabilities and equity	$297	$334

The accompanying notes are an integral part of these financial statements.

ETC M-A Acquisition LLC
Statements of Operations
(Dollars in millions)

	Year Ended December 31,
	2018	2017	2016
(Loss) income from unconsolidated affiliate	$(37)	$4	$(53)
Net (loss) income	$(37)	$4	$(53)

The accompanying notes are an integral part of these financial statements.

ETC M-A Acquisition LLC
Statement of Equity
(Dollars in millions)

Total
Balance, December 31, 2015	$360
Sunoco Retail Transaction	2,297
Distributions to ETP	(77)
R&M and Atlantic Distribution	(2,200)
Net loss	(53)
Balance, December 31, 2016	327
Net income	4
Balance, December 31, 2017	331
Net loss	(37)
Balance, December 31, 2018	$294

The accompanying notes are an integral part of these financial statements.

ETC M-A Acquisition LLC
Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(37)	$4	$(53)
Reconciliation of net income to net cash provided by operating activities:
Loss (income) from unconsolidated affiliate	37	(4)	53
Distributions from unconsolidated affiliate	35	35	30
Net cash provided by operating activities	35	35	30
Cash flows from investing activities:
Proceeds from Sunoco Retail Transaction	—	—	2,200
Net cash provided by investing activities	—	—	2,200
Cash flows from financing activities:
Advances to Sunoco, Inc.	(35)	(35)	(30)
R&M and Atlantic Distribution	—	—	(2,200)
Net cash used in financing activities	(35)	(35)	(2,230)
Change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of non-cash financing activities:
Non-cash distribution to members	$—	$—	$(77)

The accompanying notes are an integral part of these financial statements.

ETC M-A Acquisition LLC
Notes to Financial Statements
(Tabular dollar amounts are in millions)

1.	Operations and Organization:
ETC M-A Acquisition LLC, a Delaware limited liability company formed in August 2013, (the “Company”) is an indirect wholly-owned subsidiary of Energy Transfer Operating, L.P. (“ETO”). In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed a merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. Following the closing of the merger, ETE changed its name to “Energy Transfer LP” and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on October 19, 2018. In addition, ETP changed its name to “Energy Transfer Operating, L.P.”
In connection with the transaction, immediately prior to closing, ETE contributed 2,263,158 Sunoco LP common units to ETP in exchange for 2,874,275 ETP common units, and contributed 100% of the limited liability company interests in Sunoco LP’s general partner, Sunoco GP LLC (“General Partner”), and all of its incentive distribution rights to ETP in exchange for 42,812,389 ETP common units. As a result, following the transaction, ETO directly owns Sunoco LP’s General Partner, all of its incentive distribution rights and approximately 34.4% of its common units, which constitutes a 28.7% limited partner interest in Sunoco LP.
Prior to December 2, 2016, the Company’s membership interests were owned 99% by ETP Retail Holdings, LLC (“Retail Holdings”), an indirect wholly-owned subsidiary of ETO, and 1% by another indirect wholly-owned subsidiary of ETO. On December 2, 2016, the 1% membership interest was contributed to Retail Holdings; therefore, the Company is now a direct wholly-owned subsidiary of Retail Holdings.
Retail Holdings was formed in May 2014. In June 2014, the equity interests in multiple entities were contributed to Retail Holdings, including (a) the 99% membership interest in the Company and (b) 100% of the membership interests in Sunoco, LLC (“Sunoco LLC”). Sunoco LLC was formed by Sunoco, Inc. (“Sunoco”) in June 2014, at which time Sunoco contributed certain retail assets (the “Contributed Assets”) of its subsidiaries to Sunoco LLC. Pursuant to the contribution agreement, Sunoco contributed substantially all of its wholesale motor fuel distribution business which included:

•	dealer, distributor and fuel supply agreements,

•	fuel supply agreements to distribute motor fuel to Sunoco convenience stores and other retail fuel outlets,

•	real property owned in fee,

•	leases and subleases under which it was a tenant, and

•	leases and subleases under which it was a landlord.
All of the Contributed Assets were recorded at book value as this transaction was considered to be a reorganization of entities under common control. As discussed above, Sunoco contributed its interest in Sunoco LLC to Retail Holdings in June 2014. Sunoco was acquired by ETP in October 2012.
In April 2015, Sunoco LP acquired a 31.58% membership interest and 50.1% voting interest in Sunoco LLC from Retail Holdings (the “Sunoco LLC Transaction”) in exchange for $775 million in cash and 795,482 Sunoco LP common units.
Sunoco Retail LLC (“Sunoco Retail”) was formed in December 2015 as an indirect wholly-owned subsidiary of ETO. On March 31, 2016, 100% of the equity interests in Sunoco Retail were contributed to Retail Holdings. Immediately prior to this contribution, Sunoco Retail’s assets included (i) the retail assets and the ethanol plant located in Fulton, NY formerly owned by Sunoco, Inc. (R&M), (ii) the retail assets formerly owned by Atlantic Refining & Marketing Corp; and (iii) 100% of the membership interests in Sunmarks LLC.
On March 31, 2016 (effective January 1, 2016), Retail Holdings contributed to Sunoco LP the remaining 68.42% membership interest and 49.9% voting interest in Sunoco LLC and 100% of the membership interest in Sunoco Retail for $2.2 billion in cash (including working capital) and the issuance to Retail Holdings of 5,710,922 Sunoco LP common units (the “Sunoco Retail Transaction”). Concurrently with the execution of the transaction, Retail Holdings distributed the $2.2 billion in cash to Sunoco, Inc. (R&M) and Atlantic Refining & Marketing Corp in the amount of $2 billion and $0.2 billion, respectively (the “R&M and Atlantic Distribution”).
In connection with the Sunoco LLC Transaction and the Sunoco Retail Transaction, Retail Holdings entered into guarantees of collection on an aggregate $1.6 billion of senior notes issued by Sunoco LP (the “Guarantees”). On December 2, 2016, Retail Holdings contributed to the Company 6,506,404 Sunoco LP common units (consisting of 795,482 Sunoco LP common units received in the Sunoco LLC Transaction and 5,710,922 Sunoco LP common units received in the Sunoco Retail Transaction) and assigned to the Company the Guarantees.
On January 23, 2018, Sunoco LP redeemed the guaranteed senior notes and issued an aggregate $2.2 billion of senior notes for which the Company has guaranteed collection of principal amounts. See Note 4 for additional details.

2.	Summary of Significant Accounting Policies:
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
Investment in Unconsolidated Affiliate
The Company owns an interest in Sunoco LP which is accounted for by the equity method for which the Company exercises significant influence over, but does not control, the investee’s operating and financial policies.
Income Taxes
As a limited liability company, the Company is treated as a disregarded entity for federal income tax purposes; therefore, the Company’s financial statements do not reflect income taxes.
Fair Value of Financial Instruments
The carrying amounts recorded for advances to affiliated companies and accrued and other current liabilities in the financial statements approximate fair value because of the short-term maturity of the instruments.

3.	Investment in Unconsolidated Affiliate:
Sunoco LP
At December 31, 2018, the Company’s investment in Sunoco LP consisted of 10,489,944 Sunoco LP common units that were issued to the Company as part of the consideration for various transactions. The Company’s investment represented approximately 13% of the total outstanding Sunoco LP common units at December 31, 2018. The Company’s investment in Sunoco LP is accounted for in our financial statements using the equity method, because the Company is presumed to have significant influence over Sunoco LP due to the affiliate relationship resulting from both entities being under the common control of Energy Transfer Operating, L.P.
The loss from the unconsolidated affiliate of $37 million on the Company’s statement of operations for the year ended December 31, 2018 includes the impact of non-cash impairments and loss on extinguishment of debt recorded by Sunoco LP, which impacted the Company’s loss from unconsolidated affiliates by $4 million during the period.
The income from the unconsolidated affiliate of $4 million on the Company’s statement of operations for the year ended December 31, 2017 includes the impact of non-cash impairments recorded by Sunoco LP, which reduced the Company’s income from unconsolidated affiliates by $42.5 million during the period.

The loss from the unconsolidated affiliate of $53 million on the Company’s statement of operations for the year ended December 31, 2016 includes the impact of non-cash impairments recorded by Sunoco LP, which impacted the Company’s loss from unconsolidated affiliates by $67 million during the period.

4.	Commitments and Contingencies:
ETC M-A Acquisition LLC Guarantee of Sunoco LP Notes
On January 23, 2018, Sunoco LP redeemed its previously guaranteed senior notes and issued the following senior notes, for which the Company has guaranteed collection with respect to the payment of principal amounts:

•	$1 billion of 4.875% senior notes due 2023;

•	$800 million of 5.50% senior notes due 2026; and

•	$400 million of 5.875% senior notes due 2028.
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
In connection with the issuance of the Notes, Sunoco LP entered into a registration rights agreement with the initial purchasers pursuant to which it agreed to complete an offer to exchange the Notes for an issue of registered notes with terms substantively identical to each series of Notes and evidencing the same indebtedness as the Notes on or before January 23, 2019. The exchange offer was completed on December 3, 2018.

5.	Quarterly Financial Data (unaudited):
The following table provides certain quarterly financial information for the periods presented:

	2018				2017
	4th QTR	3rd QTR	2nd QTR	1st QTR	4th QTR	3rd QTR	2nd QTR	1st QTR
(Loss) income from unconsolidated affiliate	$(11)	$12	$7	$(45)	$22	$11	$(27)	$(2)
Net (loss) income	(11)	12	7	(45)	22	11	(27)	(2)